Form 10-K
period 2004-12-31
ACE SECURITIES CORP HOME EQUITY LOAN TRUST SERIES 2004 FM1
filed 2005-03-31
CIK 1278063

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-110039-03


        Ace Securities Corp. Home Equity Loan Trust
        Asset Backed Pass-Through Certificates
        Series 2004-FM1

     (Exact name of registrant as specified in its charter)


   New York                                         54-2142308
  (State or other jurisdiction of                   54-2142309
  incorporation or organization)                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 23.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Provident Bank, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Provident Bank, as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Provident Bank, as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Ace Securities Corp. Home Equity Loan Trust
    Asset Backed Pass-Through Certificates
    Series 2004-FM1
    (Registrant)


  Signed: Wells Fargo Bank, N.A. as Master Servicer

  By:     Kristen Ann Cronin, Vice President

  By: /s/ Kristen Ann Cronin, Vice President

  Dated:  March 30, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Kristen Ann Cronin, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of Ace Securities Corp. Home Equity Loan Trust Asset Backed
     Pass-Through Certificates, Series 2004-FM1 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Provident Bank as Servicer.

     Date:  March 30, 2005

     /s/ Kristen Ann Cronin
     Signature

     Vice President
     Title


  EX-99.1
(logo) ERNST & YOUNG


Ernst & Young LLP
1300 Huntington Building
925 Euclid Avenue
Cleveland, Ohio 44115

Phone: (216) 861-5000
www.ey.com





Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers


Report of Independent Accountants


Board of Directors
National City Corporation


We have examined management's assertion, included in the accompanying report titled Report of Management, that, except for noncompliance with the minimum servicing standards described in Appendix 2, PCFS Mortgage Resources (PCFS), a former division of The Provident Bank (the Bank), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), as described in Appendix 1, during the eleven month period ended November 30, 2004. Management is responsible for assessing PCFS's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about PCFS's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about PCFS's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on PCFS's compliance with specified requirements.


In our opinion, management's assertion that, except for noncompliance with the minimum servicing standards described on Appendix 2, PCFS complied with the aforementioned requirements, as described in Appendix 1, during the eleven month period ended November 30, 2004, is fairly stated, in all material respects.


/s/ Ernst & Young LLP



March 12, 2005


A Member Practice of Ernst & Young Global




Appendix 1

Specified Minimum Servicing Standards

  I.  Custodial Bank Accounts

      1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

         a. be mathematically accurate;

         b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

         c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

         d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

      2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

      3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

      4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

 II. Mortgage Payments

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

     4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


Appendix 1

Specified Minimum Servicing Standards (continued)

III. Disbursements

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

 IV. Investor Accounting and Reporting

     1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

  V. Mortgagor Loan Accounting

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

     2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.



Appendix 1

Specified Minimum Servicing Standards (continued)

  V. Mortgagor Loan Accounting (continued)

     4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

 VI. Delinquencies

     1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


Appendix 2

Noncompliance with Minimum Servicing Standards

Area of Non-Compliance #1- Custodial Bank Accounts

1. Reconciliations were not being prepared in accordance with Specified Minimum Servicing Standards I.1b and I.1d. Individual findings, based on testing a sample of twenty-seven reconciliations, included the following:

  * For six reconciliations, the date that the investor reconciliation was prepared could not be verified.
  * For one reconciliation, an incorrect wire amount was included on the reconciliation.
  * For eleven reconciliations, reconciling items greater than 90 days were included in the reconciliation.
  * For twelve reconciliations, unexplained differences were included in the reconciliation.

Area of Non-Compliance #2- Disbursements

1. Disbursements made for escrow were not being made in accordance with Specified Minimum Servicing Standard III.3. Individual findings, based on testing a sample of twenty-seven disbursements, included the following:
  * For three disbursements, escrow funds held in trust for a mortgagor were not disbursed by the required due date.

2. Disbursements made to investors were not being made in accordance with Specified Minimum Servicing Standards III.2 and M.S. Individual findings, based on testing a sample of twenty-seven disbursements, included the following:
  * For one required disbursement, there was no remittance made to an investor.
  * For one disbursement, the support for the amount of an investor remittance could not be located by the Company.

3. Inquiries regarding Company procedures for safeguarding of unissued checks to prevent unauthorized access, in accordance with Specified Minimum Servicing Standard III.6, could not be completed , since the Atlanta office, where disbursements checks were prepared, was closed due to the sale of PCFS.

Area of Non-Compliance #3- Mortgagor Loan Accounting

1. Computations of adjustments to adjustable rate mortgage loans were not being made in accordance with Specified Minimum Servicing Standard V.2. Individual findings, based on testing a sample of twenty-seven accounts, included the following:
  * For four accounts, incorrect rate adjustment terms in the mortgage loan accounting system were noted.





  EX-99.2
Management's Assertion on Compliance with Minimum Servicing
Standards Set Forth in the Uniform Single Attestation Program for
Mortgage Bankers


Report of Management

We, as members of management of National City Coporation, the parent corporation of National City Bank, successor by merger to The Provident Bank (Provident), are responsible for assessing the compliance with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), as described in Appendix 1, of PCFS Mortgage Resources (PCFS) a former division of Provident. PCFS's management was responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of PCFS's compliance with the minimum servicing standards as set forth in the USAP, as described in Appendix 1, as of November 30, 2004 and for the eleven months then ended. Based on this evaluation, we assert that during the eleven months ended November 30, 2004, PCFS complied, in all material respects, with the minimum servicing standards set forth in the USAP, except for noncompliance with the minimum servicing standards described in Appendix 2.

January 1, 2004 through June 30, 2004, PCFS had in effect a fidelity bond in the amount of $30,000,000 and an errors and omissions policy in the amount of $30,000,000. Beginning July 1, 2004 and continuing through November 30, 2004, PCFS had in effect a fidelity bond in the amount of $200,000,000 and an errors and omissions policy in the amount of $250,000,000.


/s/ John D. Gellhausen
John D. Gellhausen
Executive Vice President
National City Corporation


March 12, 2005


Appendix 1

Specified Minimum Servicing Standards

  I.  Custodial Bank Accounts

      1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

         a. be mathematically accurate;

         b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

         c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

         d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

      2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

      3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

      4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

 II. Mortgage Payments

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

     4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


Appendix 1

Specified Minimum Servicing Standards (continued)

III. Disbursements

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

 IV. Investor Accounting and Reporting

     1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

  V. Mortgagor Loan Accounting

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

     2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.



Appendix 1

Specified Minimum Servicing Standards (continued)

  V. Mortgagor Loan Accounting (continued)

     4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

 VI. Delinquencies

     1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


Appendix 2

Appendix to the Report of Management

Area of Non-Compliance #1- Custodial Bank Accounts

1. Reconciliations were not being prepared in accordance with Specified Minimum Servicing Standards I.1 b and I.1 d. Individual findings, based on testing a sample of twenty-seven reconciliations, included the following:
  * For six reconciliations, the date that the investor reconciliation was prepared could not be verified.
  * For one reconciliation, an incorrect wire amount was noted.
  * For eleven reconciliations, items greater than 90 days were noted as outstanding reconciling items.
  * For twelve reconciliations, unexplained differences were noted.

Management Response: Exceptions similar to this item had been previously indentified in 2003 and were being addressed as part of the reconcilation project where outside consultatnts were brought in to help researh and correct the outages. All reconciliations were completed to the required servicing standard upon sale of PCFS.

Area of Non-Compliance #2- Disbursements

1. Disbursements made for escrow were not being made in accordance with Specified Minimum Servicing Standard III.3. Individual findings, based on testing a sample of twenty-seven disbursements, included the following:
  * For three disbursements, escrow funds held in trust for a mortgagor were not disbursed by the required due date.

Management Response: Errors resulted from human error, rather than system or process errors. In addition, all such errors were resolved without cost to the customer.

2. Disbursements made to investors were not being made in accordance with Specified Minimum Servicing Standards HI.2 and 111.5. Individual findings, based on testing a sample of twenty-seven disbursements, included the following:
  * For one required disbursement, there was no remittance made to an investor.
  * For one disbursement, the support for the amount of an investor remittance could not be located by the Company.

Management Response: The investor had previously notified the Company that the loan was not theirs and current contact with the investor revealed they were no longer in business. The loan was subsequently moved to the another investor. PCFS has historically had delays in reconciling investor remittances with this investor. There were no outstanding remittance reconciliation issues with the investor at the time of the sale of PCFS.


Appendix 2

Appendix to the Report of Management (continued)

3. Inquiries regarding Company procedures for safeguarding of unissued checks to prevent unauthorized access, in accordance with Specified Minimum Servicing Standard IH.6, could not be completed as at the time of fieldwork, since the Atlanta office, where disbursements checks were prepared, was already closed due to the sale of PCFS.

Area of Non-Compliance #3- Mortgagor Loan Accounting

1. Computations of adjustments to adjustable rate mortgage loans were not being made in accordance with Specified Minimum Servicing Standard V.2. Individual findings, based on testing a sample of twenty-seven accounts, included the following:
 * For four accounts, incorrect rate adjustment terms in the mortgage loan accounting system were noted.

Management Response: During the timeframe tested, a manual review process was in place to identify and correct ARM adjustment errors prior to a rate change. notice being sent to customers. Management believes, therefore, that any errors detected in the audit would have been identified and corrected in the normal course of business operations.





  EX-99.3
Exhibit "A"



Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attention: Servicer Oversight Group

RE: Officer's Certificate

Dear Master Servicer:


I, John D. Gellhausen, Executive Vice President of National City
Corporation, which is the parent corporation of National City Bank, successor by merger to The Provident Bank, certify that:

(i) I am responsible for reviewing the activities performed by The Provident Bank under the Pooling and Servicing Agreement and based upon my knowledge and the review required by the Pooling and Servicing Agreement, and except as disclosed in the Annual Independent Public Accountant's Servicing Report submitted to the Master Servicer, The Provident Bank has fulfilled its obligations under the Pooling and Servicing Agreement.;

(ii) Based on my knowledge, the servicing information required to be provided to the Master Servicer by The Provident Bank under the Pooling and Servicing Agreement has been provided to the Master Servicer.


Certified By:

/s/ John D. Gellhausen
Officer

/s/ EVP
Title

/s/ 3/24/05
Date





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            7,030,616.04        289,614,897.55                 0.00             282,028,102.45
   A-2A                             463,187.96         19,811,781.45                 0.00              17,792,218.55
   A-2B                             986,095.66         59,074,449.99                 0.00              33,925,549.99
   A-2C                             336,531.61                  0.00                 0.00              19,127,000.00
   A-3                              828,011.77         32,179,489.35                 0.00              31,336,510.65
   B-1A                             317,944.93                  0.00                 0.00               6,955,000.00
   B-1B                             382,525.00                  0.00                 0.00               6,955,000.00
   CE                            38,566,860.72                  0.00                 0.00               8,445,016.93
   M-1                            1,313,713.87                  0.00                 0.00              69,547,000.00
   M-2                            1,422,606.24                  0.00                 0.00              57,128,000.00
   M-3                              465,138.46                  0.00                 0.00              17,387,000.00
   M-4                              521,428.87                  0.00                 0.00              17,387,000.00
   M-5                              467,612.66                  0.00                 0.00              14,903,000.00
   M-6                              454,174.39                  0.00                 0.00               9,935,000.00
   P                              9,537,785.19                  0.00                 0.00                     100.00
   R1                                     0.00                  0.00                 0.00                       0.00